Form 10-Q
period 1997-06-30
PETERSEN PUBLISHING CO LLC
filed 1997-08-14
CIK 1029075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED JUNE 30, 1997

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

                      PETERSEN PUBLISHING COMPANY, L.L.C.

                              INDEX TO FORM 10-Q

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheets as of December 31, 1996
         and June 30, 1997 (unaudited)................................       3

         Unaudited condensed statements of operations for
         the three and six months ended June 30, 1996 and 1997........       4

         Unaudited condensed statements of cash flows for
         the three and six months ended June 30, 1996 and 1997........       5

         Notes to unaudited condensed financial
         statements...................................................       6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                      PETERSEN PUBLISHING COMPANY, L.L.C.

                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                     DECEMBER 31,    JUNE 30,
                                                         1996          1997
                                                     ------------   -----------
                 ASSETS
Current assets:
  Cash and cash equivalents.........................    $  7,761      $  6,923
  Accounts receivable, less allowance for doubtful
   accounts of $1,604 (1996) and $1,722 (1997)......      20,141        24,011
  Inventories.......................................       4,408         3,721
  Deferred direct mail advertising costs,
   net of accumulated amortization of $307 (1997)...          --         2,340
  Other prepaid expenses and current assets.........         730           653
                                                        --------      --------
     Total current assets...........................      33,040        37,648
Property and equipment, net of accumulated
 depreciation of $560 (1996) and $1,501 (1997)......       4,152         3,360
Goodwill, net of accumulated amortization of
 $5,992 (1996) and $17,979 (1997)...................     353,556       341,595
Subscriber list and established work force, net
 of accumulated amortization of $3,000 (1996) and
 $9,000 (1997)......................................     117,000       111,000
Deferred financing costs, net of accumulated
 amortization of $3,276 (1996) and $4,659 (1997)....      10,735         9,352
Other assets........................................         587           631
                                                        --------      --------
     TOTAL ASSETS...................................    $519,070      $503,586
                                                        ========      ========
                LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..........    $ 13,288      $ 16,623
  Accrued payroll and related costs.................       1,963         4,098
  Accrued interest on long-term debt................       2,041         3,628
  Customer incentives payable.......................       5,785         5,735
  Current portion of unearned subscription
   revenues, net of deferred subscription
   acquisition costs of $43,835 (1996) and
   $40,711 (1997)...................................      27,328        28,806
  Current portion of long-term debt.................       1,000         6,000
  Other accrued expenses and current liabilities....         119           261
                                                        --------      --------
     Total current liabilities......................      51,524        65,151
Unearned subscription revenues, net of deferred
 subscription acquisition costs of $41,168 (1996)
 and $44,680 (1997).................................       6,440         7,391
Long-term debt......................................     299,000       271,750
Other noncurrent liabilities........................       7,652         8,664
Commitments and contingencies
Members' equity.....................................     154,454       150,630
                                                        --------      --------
     TOTAL LIABILITIES AND MEMBERS' EQUITY..........    $519,070      $503,586
                                                        ========      ========

                             See accompanying notes.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                             Petersen                           Petersen
                                                                            Publishing                         Publishing
                                                            Predecessor    Company, LLC        Predecessor    Company, LLC
                                                            -----------   --------------       -----------   --------------
                                                              Three Months Ended June 30        Six Months Ended June 30,
                                                              --------------------------        -------------------------
                                                                1996            1997              1996            1997
                                                              --------       ---------          --------        --------
Net revenues:
  Advertising...............................................  $36,012        $38,934            $ 67,397        $ 73,438
  Newsstand.................................................   10,308         10,706              21,281          21,249
  Subscriptions.............................................   11,184         10,747              21,828          21,736
  Other.....................................................    1,842          2,283               4,534           3,720
                                                              -------        -------            --------        --------
Total net revenues..........................................   59,346         62,670             115,040         120,143

Production, selling and other direct costs (including
  rent paid to a related party of $1,149, and $2,298 for the three and six months ended June 30, 1996, and $1,093 and
  $2,187 for the three and six months ended June 30, 1997,
  respectively).............................................   47,300         42,413              91,971          82,440
                                                              -------        -------            --------        --------
Gross profit................................................   12,046         20,257              23,069          37,703
General and administrative expenses.........................    6,046          3,845              12,903           8,955
Amortization of goodwill and other intangible assets........       82          9,126                 196          18,151
                                                              -------        -------            --------        --------
Income from operations......................................    5,918          7,286               9,970          10,597
Other income (expense):
  Interest income...........................................      147            183                 238             355
  Interest expense..........................................       (1)        (8,188)               (153)        (15,853)
  Gain (loss) on sale of assets.............................       42            (37)              1,554             (33)
                                                              -------        -------            --------        --------
Income (loss) before provision for taxes ...................    6,106           (756)             11,609          (4,934)
Provision for taxes.........................................       61             --                 199              --
                                                              -------        -------            --------        --------
Net income (loss)...........................................  $ 6,045           (756)           $ 11,410          (4,934)
                                                              =======                           ========

Preferred unit dividends....................................                      --                             (15,419)
                                                                             -------                            --------
Net income (loss) attributable to common units..............                 $  (756)                           $(20,353)
                                                                             =======                            ========

                            See accompanying notes.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                       PETERSEN
                                                                      PUBLISHING
                                                                       COMPANY,
                                                         PREDECESSOR    L.L.C.
                                                         ------------ ----------
                                                          SIX MONTHS  SIX MONTHS
                                                            ENDED       ENDED
                                                           JUNE 30,    JUNE 30,
                                                             1996        1997
                                                         ------------ ----------
OPERATING ACTIVITIES
Net income (loss)......................................   $  11,609    $ (4,934)
Adjustment to reconcile net income (loss) to net cash
 provided  by operating activities:
 Depreciation and amortization.........................       1,667      20,791
 Allowance for doubtful accounts.......................         376         828
 (Gain) loss on sale of assets.........................      (1,554)         33
 Deferred state income taxes...........................         209       --
 Changes in operating assets and liabilities:
  Accounts receivable..................................      (5,215)     (4,698)
  Inventories..........................................      11,148         687
  Deferred direct mail advertising costs...............       --         (2,647)
  Accounts payable and accrued liabilities.............       1,559       2,848
  Accrued payroll and related costs....................         660       2,135
  Accrued interest on long-term debt...................       --          1,587
  Customer incentives payable..........................         353         (50)
  Unearned subscription revenues, net..................       3,166       2,429
  Other current assets, net............................         (78)        619
  Other noncurrent liabilities.........................         (92)     (1,514)
                                                          ---------    --------
 Total adjustments.....................................      12,199      23,048
                                                          ---------    --------
Net cash provided by operating activities..............      23,808      18,114

INVESTING ACTIVITIES
Purchases of property and equipment....................        (463)       (228)
Purchases of magazines.................................       --           (122)
Purchases of investments...............................        (333)      --
Proceeds from sale of assets...........................       2,500          38
Acquisition of assets of publishing division of
 Petersen Publishing Company, including liabilities
 assumed and net of costs associated with the
 acquisition...........................................       --          2,500
                                                          ---------    --------
Net cash provided by investing activities..............       1,704       2,188
                                                          ---------    --------
FINANCING ACTIVITIES
Repayment of bank borrowings...........................       --        (22,250)
Proceeds from issuance of members units................       --            910
Reduction in notes receivable, related party...........       --            200
Distribution of S corporation earnings.................      (1,950)      --
Net change in advances of other divisions
 of the Company........................................        (475)      --
                                                          ---------    --------
Net cash used in financing activities..................      (2,425)    (21,140)
                                                          ---------    --------
Increase (decrease) in cash and cash equivalents.......      23,087        (838)
Cash and cash equivalents at beginning of period.......     (13,663)      7,761
                                                          ---------    --------
Cash and cash equivalents at end of period.............   $   9,424    $  6,923
                                                          =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
 Interest..............................................   $   --       $ 10,842
                                                          =========    ========
 Taxes.................................................   $   --       $     12
                                                          =========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the six months ended June 30, 1997, the Company increased goodwill and accrued liabilities by $2,526,000 representing adjustments to the allocation of the purchase price of the Acquisition. Additionally, the Company accrued the cumulative Preferred Unit dividend of $15,419,000 during the six months ended June 30, 1997.

                            See accompanying notes.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Petersen Holdings, L.L.C. ("Holdings") is a Delaware limited liability company. Holdings owns 99.9% of Petersen Publishing Company, L.L.C. (the "Company"). Holdings has no business operations other than those of the Company. The remaining 0.1% of the Company is owned by BrightView Communications Group, Inc. ("BrightView"). The Company was organized in 1996 for the principal purpose of completing the acquisition (the "Acquisition") of substantially all of the assets and assuming certain liabilities of the Publishing Division of Petersen Publishing Company (the "Predecessor") (see Note 2). The Company is engaged in the publishing business with revenues generated primarily from the publication of various special interest magazines and the sale of related advertising, principally within the United States.

 Basis of Presentation

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required to generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's special financial report on Form 10-K for the three months ended December 31, 1996.

  Upon completion of the Acquisition, the Company changed its year end to December 31. The financial statements reflect the activity of the Company from October 1, 1996 through December 31, 1996 and the three and six months ended June 30, 1997. All references to the three and six months ended June 30, 1997 relate to the activity of the Company. The unaudited statement of operations for the three and six months ended June 30, 1996 reflect the activity of the Predecessor. All references to the three and six months ended June 30, 1996 relate to activity of the Predecessor.

  Certain reclassifications have been made to the balance sheet at December 31, 1996, and statements of operations for the three and six months ended June 30, 1996 to conform to the presentation for the three and six months ended June 30, 1997.

 Income Taxes

  As a limited liability company, the Company is not subject to U.S. federal income taxes or state income taxes.

 Advertising Expenses

  The Company began a new mailing program in 1997 and correspondingly capitalizes direct mail advertising costs. Such capitalized costs totaled $2,647,000 at June 30, 1997 and will be amortized over twelve months, beginning two months after mailing. No direct mail advertising costs were capitalized at December 31, 1996. Amortization of direct mail advertising costs was $119,000 and $307,000 for the three and six months ended June 30, 1997, respectively.

2. ACQUISITION OF THE PUBLISHING DIVISION OF PETERSEN PUBLISHING COMPANY

  In August 1996, BrightView entered into an Asset Purchase Agreement to purchase substantially all of the assets of the publishing division of the Predecessor. BrightView assigned its rights under such agreement to the Company and the Company assumed all of BrightView's obligations thereunder. The aggregate purchase price (including expenses) was $462,800,000 (including costs associated with the Acquisition), plus the assumption of unearned subscription revenues and other certain liabilities totaling approximately $49,000,000. The Acquisition was completed on September 30, 1996. In connection with the Acquisition, the Company recorded goodwill of approximately $360,000,000 and other intangible assets of approximately $120,000,000. Goodwill amortization expense for the three months and six months ended June 30, 1997 was $6,105,000 and $12,109,000, respectively. Amortization of other intangible assets was $3,000,000 and $6,000,000 for the three and six months ended June 30, 1997, respectively.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

  In order to finance the Acquisition, the Company entered into a Senior Credit Facility for up to $260,000,000, issued 11 1/8% Senior Subordinated Notes for $100,000,000 and Holdings issued equity securities for $165,000,000. See Notes 4 and 5 for a more comprehensive discussion of the debt and equity issuances.

3. INVENTORIES

  Inventories consist of (in thousands):

                                                           DECEMBER 31, JUNE 30,
                                                               1996       1997
                                                           ------------ --------
   Paper..................................................   $   611    $ 1,562
   Magazines in process...................................     3,797      2,159
                                                             -------    -------
                                                             $ 4,408    $ 3,721
                                                             =======    =======

4. LONG-TERM DEBT

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

  The Revolver and the Tranche A Loan bear interest at either LIBOR (5.688% at June 30, 1997), plus 1.375% to 2.750%, based on borrowings or the prime rate of the agent bank (8.5% at June 30, 1997), plus .125% to 1.5%, based on borrowings. As of December 31, 1996 and June 30, 1997, the Company had no borrowings outstanding under the Revolver. However, a letter of credit for $1,600,000 issued in January 1997 reduces the amount available under the Revolver. The letter of credit expires in January 1998. Any future borrowings under the Revolver will mature on December 31, 2002. As of December 31, 1996, the Company had $100,000,000 outstanding under the Tranche A Loan at a weighted average interest rate of 8.375%. As of June 30, 1997, the Company had $89,000,000 outstanding under the Tranche A Loan at a weighted average interest rate of 8.277%.

  The Tranche B Loan bears interest at either LIBOR (5.688% at June 30, 1997), plus 2.625% to 3.250%, based on borrowings or the prime rate of the agent bank (8.5% at June 30, 1997), plus 1.375% to 2.0% based on borrowings. As of December 31, 1996, the Company had $100,000,000 outstanding under the Tranche B Loan at a weighted average interest rate of 8.875%. As of June 30, 1997, the Company had $88,750,000 outstanding under the Tranche B Loan at a weighted average interest rate of 8.777%.

  The Revolver and Tranche A Loan mature on December 31, 2002 and Tranche B Loan matures on September 30, 2004.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

  The Senior Credit Facility contains certain restrictive covenants including but not limited to restrictions on capital expenditures, payments of dividends, liens, investments and disposals of assets, as well as financial covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio, all as defined in the Senior Credit Facility. As of June 30, 1997, the Company was in compliance with the covenants of the Senior Credit Facility.

  The Senior Credit Facility is guaranteed by Holdings and BrightView.

  The Company estimates that the book value of the Senior Credit Facility approximates its fair value.

  The Company incurred costs of approximately $7,000,000 in connection with the Senior Credit Facility. These costs have been included in Deferred Financing Costs and are being amortized over the term of the loans. During the three months and six months ended June 30, 1997, the Company amortized approximately $248,000 and $1,183,000, respectively, of such deferred financing costs. As a result of the early repayments, during the three months ended June 30, 1997 the Company recorded additional amortization of deferred financing costs of approximately $687,000.

 11 1/8% Senior Subordinated Notes due 2006:

  Holdings, the Company and its wholly-owned subsidiary, Petersen Capital
Corp. (together, the "Issuers"), issued $100,000,000 in 11 1/8% Senior Subordinated Notes due 2006 (the "Notes") pursuant to an Offering Memorandum dated November 20, 1996. The Notes bear interest at 11 1/8% per annum, payable semi-annually on November 15 and May 15, commencing May 15, 1997. The Notes will mature on November 15, 2006 and will not be subject to any sinking fund requirement. The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after November 15, 2001, at the redemption prices set forth in the Notes Purchase Agreement, plus accrued and unpaid interest to the date of redemption. Under certain circumstances, prior to November 15, 1999, the Issuers, at their option, may redeem in the aggregate up to 25% of the original principal amount of the Notes at 111.125% of the aggregate principal amount so redeemed, plus accrued and unpaid interest.

  The Notes are general unsecured obligations of the Issuers and are subordinated in right of payment to all existing and future senior indebtedness of the Issuers. The Notes are guaranteed by Holdings.

  The Indenture governing the Notes (the "Indenture") contains certain restrictive covenants, including but not limited to, restrictions on incurrence of debt, dividend payments, certain asset sales, transactions with affiliates, liens and investments. As of June 30, 1997, the Company was in compliance with the covenants contained in the Indenture.

  The Company incurred costs of approximately $4,000,000 in connection with the issuance of the Notes. These costs have been included in Deferred Financing Costs and are being amortized over the term of the Notes. During the three months and six months ended June 30, 1997 the Company amortized approximately $100,000 and $200,000, respectively, of such deferred financing costs.

  On March 11, 1997, the Company exchanged all of the outstanding Notes for substantially identical notes that were registered pursuant to a registration statement on Form S-4 under the Securities Act of 1933.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

  The Company estimates that the book value of the Senior Subordinated Notes approximates their fair value.

5. MEMBERS' EQUITY

  The Company and Holdings are each limited liability companies organized under the Delaware Limited Liability Company Act (the "LLC Act"). Holdings is the Company's managing member and as such controls the policies and operations of the Company. Holdings is governed by a limited liability company agreement (the "LLC Agreement") among Willis Stein & Partners, L.P. (through Petersen Investment Corp.), the Predecessor, certain members of the Company's management and other investors (collectively the "Members"). As a limited liability company organized under Delaware law, members of Holdings are not liable for debts or other obligations of Holdings. The LLC Agreement governs the relative rights and duties of the Members. BrightView is Holdings' managing member and as such controls the policies and operations of Holdings and of the Company through Holdings.

  During the six months ended June 30, 1997, Holdings received $910,000 in exchange for the issuance of additional Preferred Units and Common Units. Such funds were contributed by Holdings to the Company. See Note 7 for a discussion of other transactions concerning Members' Equity. Additionally, Holdings accrued $15,419,000 for the preferred yield on the Preferred Units which represents the cumulative compounded yield through June 30, 1997.

6. RELATED PARTY TRANSACTIONS

  In connection with the Acquisition, the Company entered into employment agreements with three officers of the Company. Pursuant to these employment agreements, the officers purchased Common Units and Preferred Units with promissory notes aggregating approximately $1,950,000. Of this amount, $200,000 was paid on March 1, 1997 and the balance of each promissory note will be due and payable on the earlier to occur of: (i) December 31, 2001;
(ii) the termination of the employment with the Company of the officers or
(iii) a sale of the Company. Such promissory notes bear interest at a rate equal to the Company's weighted average cost of borrowings. In addition, Holdings issued to each of the officers additional Common Units without additional consideration. Such Common Units vest ratably over a period of five years.

7. EVENTS SUBSEQUENT TO JUNE 30, 1997

  In July 1997, Holdings' limited liability company agreement was amended to create new classes of equity securities. The new units (collectively, the "Class D Common Units") were issued to the holders of the Class B Common Units and Class C Common Units pro rata according to ownership of the Class B Common Units and Class C Common Units. In connection with the issuance of the Class D Common Units in such exchange, Holdings recognized a non-recurring, non-cash compensation charge of approximately $12.2 million in July 1997.

  Additionally, in July 1997 Holdings established the Petersen Holdings, L.L.C. 1997 Long-Term Equity Incentive Plan (the "Incentive Plan") pursuant to which Holdings granted, to certain of the Company's employees, options to purchase Class A Common Units. Such options vest on the fifth year after the date of issuance. Should certain events occur (including an initial public offering of the BrightView's common stock pursuant to a registration statement filed with the Securities and Exchange Commission), the vesting period would accelerate to an approximate three year vesting period. The exercise price for each option is $320.685 per Class A Common Unit, which is equal to the fair market value of each Class A Common Unit as determined by the Board of Directors of BrightView, acting as Holdings' managing member, at the date of grant of the options. Holdings is authorized to issue up to 10,000 Class A Common Units under the Incentive Plan and in July 1997 granted to Company employees, options to purchase an aggregate of 8,867 Class A Common Units.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

  In addition, on August 5, 1997, the Board of Directors of BrightView authorized the filing with the Securities and Exchange Commission of a registration statement for the sale by BrightView of shares of its Class A Common Stock to the public. It is contemplated that in connection with the offering, (i) Holdings will pay $50,000,000 to redeem Preferred Units with an aggregate liquidation preference and accrued preferred yield of $50,000,000,
(ii) a newly formed subsidiary of BrightView will merge with and into Holdings and (iii) all of the Holdings common units and the balance of the Preferred Units (i.e., other than those to be redeemed) will be converted into Class A Common Stock and Class B Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a leading publisher of special-interest magazines with a diverse portfolio of 78 publications, including 25 monthly, 11 bi-monthly and 42 single issue or annual publications. The Company operates primarily within the expanding special-interest segment of the consumer magazine publishing market. According to a survey by VSA of 111 general-interest and 115 special-interest magazines, special-interest magazine publishing is the fastest growing sector of the consumer magazine industry. The Company had net revenues of $120.1 million for the six months ended June 30, 1997.

  The Company's principal sources of revenues from the publication of its magazines are derived from advertising and circulation. Circulation revenues are generated from subscription, newsstand and list rental sales. Advertising revenues of the Company, as well as those of the consumer magazine industry in general, are cyclical and dependent upon general economic conditions. As compared to general-interest magazines publishers, however, the Company believes that its advertising revenues are less susceptible to changes in general economic conditions due to the diversity of its publications and the endemic nature of its advertiser base. The Company's revenues are generated predominantly from U.S. sources.

 PETERSEN THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO PREDECESSOR THREE MONTHS ENDED JUNE 30, 1996

  Net revenues increased $3.3 million, or 5.6%, to $62.7 million for the three months ended June 30, 1997 from $59.4 million for the six months ended June 30, 1996. This increase is primarily the result of a $2.9 million, or 8.1%, increase in advertising revenues. The increase in advertising revenues was due principally to (i) an overall increase in the Company's advertising rates, (ii) higher advertising revenues by Motor Trend, Teen and Hot Rod and (iii) additional revenues from relatively new and start-up publications. In December 1996 and June 1997, the Company discontinued the publication of Sassy and Petersen's Golfing, respectively. Net revenues for the three-month period ended June 30, 1996 for those two publications were $4.7 million (comprised of $2.9 million in advertising, $1.7 million in subscription, and $.1 million other). Net revenues, excluding these two discontinued publications, increased $5.6 million, or 9.8%, to $62.7 million for the three months ended June 30, 1997 from $57.1 million for the three months ended June 30, 1996.

  Production, selling and other direct costs decreased $4.9 million, or 10.3%, to $42.4 million for the three months ended June 30, 1997 from $47.3 million for the three months ended June 30, 1996. Production, selling and other direct costs decreased as a percentage of net revenues to 67.7% from 79.7% for the same periods. The successful implementation of the Company's operating improvements significantly contributed to the decrease in production, selling and other direct costs. This decrease is primarily comprised of a $3.3 million, or 27.2%, decrease in paper costs, a $.5 million, or 9.0%, decrease in printing expenses and a $.8 million, or 6.8%, decrease in editorial and advertising sales expenses.

 General and administrative expenses decreased $2.2 million, or 36.4%, to $3.8 million for the three months ended June 30, 1997 from $6.0 million for the three months ended June 30, 1996. General and administrative expenses decreased as a percentage of net revenues to 6.1% from 10.2% for the same periods. The successful implementation of the Company's operating improvements, including personnel and other operating expense reductions, contributed to the decrease in general and administrative expenses. Amortization of goodwill and other intangible assets increased to $9.1 million for the three months ended June 30, 1997 from $.1 million for the three months ended June 30, 1996. This expense represents amortization of goodwill and the subscribers list purchased in the Acquisition.

  Operating income increased $1.4 million, or 23.1%, to $7.3 million for the three months ended June 30, 1997 from $5.9 million for the three months ended June 30, 1996, for the reasons stated above. Operating income increased as a percentage of net revenues to 11.6% from 10.0% for the same periods.

  The increase in interest expense to $8.2 million for the three months ended June 30, 1997 is the result of indebtedness incurred under the Senior Credit Facility and the Notes in connection with the Acquisition.

  The net loss was $.8 million for the three months ended June 30, 1997 as compared to net income of $6.0 million for the three months ended June 30, 1996. This decrease is primarily the result of the increases in interest and amortization expenses as stated above.

 PETERSEN SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO PREDECESSOR SIX MONTHS ENDED JUNE 30, 1996

  Net revenues increased $5.1 million, or 4.4%, to $120.1 million for the six months ended June 30, 1997 from $115.0 million for the six months ended June 30, 1996. This increase is primarily the result of a $6.0 million, or 9.0%, increase in advertising revenues, offset by a $.1 million decline in circulation revenues, a $.5 million decline in miscellaneous revenues (mainly reprint revenues) and a $.3 million decline in show revenues. The increase in advertising revenues was due principally to (i) an overall increase in the Company's advertising rates, (ii) higher advertising revenues by Motor Trend, Teen and Hot Rod and (iii) additional revenues from relatively new and start-up publications. In December 1996 and June 1997, the Company discontinued the publication of Sassy and Petersen's Golfing, respectively. Net revenues for the period ended June 30, 1996 for those two publications were $4.7 million (comprised of $2.9 million in advertising, $1.7 million in subscription, and $.1 million other). Net revenues, excluding these two discontinued publications, increased $9.8 million, or 8.9%, to $120.1 million for the six months ended June 30, 1997 from $110.4 million for the six months ended June 30, 1996.

  Production, selling and other direct costs decreased $9.5 million, or 10.4%, to $82.4 million for the six months ended June 30, 1997 from $91.9 million for the six months ended June 30, 1996. Production, selling and other direct costs decreased as a percentage of net revenues to 68.6% from 79.9% for the same periods. The successful implementation of the Company's operating improvements significantly contributed to the decrease in production, selling and other direct costs. This decrease is primarily comprised of a $6.7 million, or 28.2%, decrease in paper costs, a $1.1 million, or 10.7%, decrease in printing expenses and a $2.5 million, or 10.0%, decrease in editorial and advertising sales expenses.

  General and administrative expenses decreased $3.9 million, or 30.6%, to $9.0 million for the six months ended June 30, 1997 from $12.9 million for the six months ended June 30, 1996. General and administrative expenses decreased as a percentage of net revenues to 7.5% from 11.2% for the same periods. The successful implementation of the Company's operating improvements, including personnel and other operating expense reductions, contributed to the decrease in general and administrative expenses. Amortization of goodwill and other intangible assets increased to $18.2 million for the six months ended June 30, 1997 from $.2 million for the six months ended June 30, 1996. This expense represents amortization of goodwill and the subscribers list purchased in the Acquisition.

  Operating income increased $.6 million, or 6.3%, to $10.6 million for the six months ended June 30, 1997 from $10.0 million for the six months ended June 30, 1996, for the reasons stated above. Operating income increased as a percentage of net revenues to 8.8% from 8.7% for the same periods.

  Interest expense increased $15.7 million to $15.9 million for the six months ended June 30, 1997 from $.2 million for the six months ended June 30, 1996. This increase is the result of indebtedness incurred under the Senior Credit Facility and the Notes in connection with the Acquisition.

  The net loss was $4.9 million for the six months ended June 30, 1997 as compared to net income of $11.4 million for the six months ended June 30, 1996. This decrease is primarily the result of the increases in interest and amortization expenses as stated above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $6.9 million and working capital (excluding the current portion of unearned subscription revenue) totaled $1.3 million at June 30, 1997. At December 31, 1996, cash and cash equivalents totaled $7.8 million and working capital (excluding the current portion of unearned subscription revenue) totaled $8.8 million. The decrease in working capital from December 31, 1996 to June 30, 1997 resulted primarily from a $22.3 million repayment of bank borrowings offset by cash generated from operations.

The Company's net cash provided by operations was $18.1 million for the six months ended June 30, 1997 compared to $23.8 million for the six months ended June 30, 1996. Of this difference, $10.5 million relates to changes in receivables and $16.5 million relates to decreased net income, offset by a $19.1 million increase in depreciation and amortization and an aggregate $5.8 million increase in accrued liabilities.

The Company's net cash provided by investing activities was $2.2 million for the six months ended June 30, 1997, as compared to $1.7 million for the six months ended June 30, 1996, which included $2.5 million in proceeds in the sale of its Viking Color pre-press operations. The Company's operations are not capital intensive. The Company's capital expenditures were $.2 million and $.5 million in the six months ended June 30, 1997 and 1996, respectively.

The Company's net cash used in financing activities for the six months ended June 30, 1997 was comprised of $22.3 million of repayments of borrowings under the Senior Credit Facility. Of this amount, $21.8 million represented an early repayment.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION

Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. The following EBITDA information can provide additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other publishing companies.

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                 ------------------       ------------------
                                                                  1996       1997          1996       1997
                                                                 -------    -------       -------    -------
                                                                                 (unaudited)
                                                                                   (000's)
Total net revenues                                               $59,346    $62,670      $115,040   $120,143
Production, selling & other direct costs (excluding
  depreciation of $638, $466, $1,471 and $964 for the
  three months ended June 30, 1996 and 1997, and six
  months ended June 30, 1996 and 1997, respectively)              46,662     41,947        90,500     81,476
                                                                 -------    -------      --------   --------
Gross profit                                                      12,684     20,723        24,540     38,667
General & administrative expenses                                 (6,046)    (3,845)      (12,903)    (8,955)
Other adjustments                                                    187        147           238        318
                                                                 -------    -------      --------   --------
EBITDA                                                           $ 6,825    $17,025      $ 11,875   $ 30,030
                                                                 =======    =======      ========   ========

     The Company's EBITDA (excluding the impact of the sale of its Viking Color pre-press operations in 1996) increased $18.1 million, or 152.9%, to $30.0 million for the six months ended June 30, 1997 from $11.9 million for the six months ended June 30, 1996. EBITDA as a percentage of net revenues increased to 25.0% from 10.3% for the same periods.

     The Company's EBITDA increased $10.2 million to $17.0 million for the three months ended June 30, 1996 from $6.8 million for the three months ended June 30, 1996. EBITDA as a percentage of net revenues increased to 27.3% from 11.5% for the same periods. The successful implementation of the Company's operating improvements contributed to these increases in EBITDA.

                      PETERSEN PUBLISHING COMPANY, L.L.C.
                                 June 30, 1997

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             27.  Financial Data Schedule

         (b) Reports on Form 8-K:

             None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Petersen Publishing Company, L.L.C.

Date: August 14, 1997                  By: /s/ Richard S Willis
      ---------------                     -----------------------------
                                          Richard S Willis
                                          Executive Vice President and Chief
                                          Financial Officer