Form 10-Q
period 1997-09-30
PETERSEN PUBLISHING CO LLC
filed 1997-11-14
CIK 1029075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE PERIOD ENDED SEPTEMBER 30, 1997


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _____ TO _____



                       COMMISSION FILE NUMBER 333-18017


                      PETERSEN PUBLISHING COMPANY, L.L.C.
            (Exact name of Registrant as specified in its charter)


             DELAWARE                                 95-4597937
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

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

                      PETERSEN PUBLISHING COMPANY, L.L.C.

                              INDEX TO FORM 10-Q


                                                                                                           PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed balance sheets as of December 31, 1996
           and September 30, 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

           Unaudited condensed statements of operations for the three
           and nine months ended September 30, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . .       4

           Unaudited condensed statements of cash flows for the
           nine months ended September 30, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . .       5

           Notes to unaudited condensed financial statements . . . . . . . . . . . . . . . . . . . . .       6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

                      PETERSEN PUBLISHING COMPANY, L.L.C.

                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                       1996           1997
                                                                   ------------   -------------
         ASSETS
Current assets:
  Cash and cash equivalents                                            $  7,761        $ 15,920
  Accounts receivable, less allowance for doubtful accounts
   of $1,604 (1996) and $1,988 (1997)                                    20,141          20,406
  Inventories                                                             4,408           3,814
  Current portion of deferred subscription acquisition costs             43,835          36,493
  Deferred direct mail advertising costs, net of
   accumulated amortization of $1,007 (1997)                                 --           3,535
  Other prepaid expenses and current assets                                 730           1,222
                                                                       --------        --------
         Total current assets                                            76,875          81,390
Deferred subscription acquisition costs                                  41,168          44,008
Property and equipment, net of accumulated depreciation
 of $560 (1996) and $1,943 (1997)                                         4,152           3,358
Goodwill, net of accumulated amortization of
 $5,992 (1996) and $24,096 (1997)                                       353,556         335,351
Subscriber list and established work force, net of
 accumulated amortization of $3,000 (1996) and $12,000 (1997)           117,000         108,000
Deferred financing costs, net of accumulated
 amortization of $3,276 (1996) and $11,286 (1997)                        10,735           2,725
Other assets                                                                587             639
                                                                       --------        --------
         TOTAL ASSETS                                                  $604,073        $575,471
                                                                       ========        ========
              LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                             $ 13,288        $ 11,318
  Accrued payroll and related costs                                       1,963           4,875
  Accrued interest on long-term debt                                      2,041           4,454
  Customer incentives payable                                             5,785           6,965
  Current portion of unearned subscription revenues                      71,163          66,874
  Current portion of long-term debt                                       1,000           8,250
  Other accrued expenses and current liabilities                            119             524
                                                                       --------        --------
Total current liabilities                                                95,359         103,260
Unearned subscription revenues                                           47,608          51,061
Long-term debt                                                          299,000         269,250
Other noncurrent liabilities                                              7,652           6,941
Commitments and contingencies
Members' equity                                                         154,454         144,959
                                                                       --------        --------
         TOTAL LIABILITIES AND MEMBERS' EQUITY                         $604,073        $575,471
                                                                       ========        ========

                            See accompanying notes.

                      PETERSEN PUBLISHING COMPANY, L.L.C.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                   Petersen                        Petersen
                                                                                   Publishing                      Publishing
                                                                                   Company,                        Company,
                                                                  Predecessor      LLC              Predecessor    LLC
                                                                  -----------      -----------      -----------    -----------
                                                                             Three Months                 Nine Months
                                                                             Ended Sept 30,               Ended Sept 30,
                                                                             --------------               ---------------
                                                                      1996             1997             1996          1997
                                                                   ----------       ----------       ----------     ----------
Net revenues:
 Advertising                                                         $ 36,212         $ 38,421         $103,609       $111,860
 Newsstand                                                             10,717           11,746           31,998         32,995
 Subscriptions (net of agency commissions of $14,261 and
  $41,201 for the three and nine months ended September 30,
  1996 and $13,604 and $41,327 for the three and nine
  months ended September 30, 1997, respectively.)                      11,010           11,814           32,838         33,551
 Other                                                                    956            1,704            5,490          5,423
                                                                     --------         --------         --------       --------
Total net revenues                                                     58,895           63,685          173,935        183,829

Production, selling and other direct costs (including
 rent paid to a related party of $1,149, and $3,347 for the
 three and nine months ended Sept 30, 1996, and $1,093 and
 $3,280 for the three and nine months ended Sept 30, 1997,
 respectively)                                                         45,362           43,530          137,334        125,970
                                                                     --------         --------         --------       --------
Gross profit                                                           13,533           20,155           36,601         57,859
General and administrative expenses                                     9,536            3,475           22,439         12,427
Compensation expense                                                       --           12,182               --         12,182
Amortization of goodwill and other intangible assets                      110            9,012              306         27,163
                                                                     --------         --------         --------       --------
Income (loss) from operations                                           3,887           (4,514)          13,856          6,087
Other income (expense):
 Interest income                                                          234              173              472            528
 Interest expense                                                          --           (7,211)            (153)       (23,064)
 Gain (loss) on sale of assets                                             --               14            1,554            (26)
                                                                     --------         --------         --------       --------
Income (loss) before provision for taxes                                4,121          (11,538)          15,729        (16,475)
Provision for taxes                                                        71               --              270             --
                                                                     --------         --------         --------       ---------
Net income (loss) before extraordinary items                            4,050          (11,538)          15,459        (16,475)

Extraordinary Items
 Loss on early extinguishment of debt                                     --            (6,307)              --         (6,307)
                                                                     --------         --------         --------      ---------
Net Income(Loss)                                                      $ 4,050         $(17,845)        $ 15,459      $ (22,782)
                                                                     ========         ========         ========      =========

                            See accompanying notes.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                             PETERSEN
                                                                                                           PUBLISHING
                                                                                       PREDECESSOR     COMPANY, L.L.C.
                                                                                       -----------     ---------------
                                                                                       NINE MONTHS         NINE MONTHS
                                                                                             ENDED               ENDED
                                                                                     SEPT 30, 1996       SEPT 30, 1997
                                                                                     -------------     ---------------
OPERATING ACTIVITIES
Net income (loss)                                                                         $ 15,459           $ (22,782)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization                                                               2,424              36,578
 Allowance for doubtful accounts                                                               426               1,110
 (Gain) loss on sale of assets                                                              (1,554)                 26
 Deferred state income taxes                                                                  (101)                 --
 Non-cash, non-recurring compensation expense                                                   --              12,182
Changes in operating assets and liabilities:
  Accounts receivable                                                                       (3,722)             (1,375)
  Inventories                                                                               12,146                 594
  Deferred direct mail advertising costs                                                        --              (3,535)
  Deferred subscription acquisition costs                                                   (6,996)              4,502
  Accounts payable and accrued liabilities                                                   5,116              (4,246)
  Accrued payroll and related costs                                                            308               2,912
  Accrued interest on long-term debt                                                            --               2,413
  Customer incentives payable                                                                  415               1,180
  Unearned subscription revenues, net                                                        9,678                (836)
  Other current assets, net                                                                    495                (603)
  Other noncurrent liabilities                                                                (163)               (306)
                                                                                          --------           ---------
 Total adjustments                                                                          18,472              50,596
                                                                                          --------           ---------
Net cash provided by operating activities                                                   33,931              27,814

INVESTING ACTIVITIES
Purchases of property and equipment                                                           (643)               (669)
Purchases of magazines                                                                          --                (122)
Purchases of investments                                                                      (333)                 --
Proceeds from sale of assets                                                                 2,501                  31
Acquisition of assets of publishing division of  Petersen Publishing Company,
  including liabilities assumed and net of costs associated with the acquisition                --               2,500
                                                                                          --------           ---------
Net cash provided by investing activities                                                    1,525               1,740
                                                                                          --------           ---------
FINANCING ACTIVITIES
Repayment of bank borrowings                                                                    --             (22,500)
Proceeds from issuance of members units                                                         --                 905
Reduction in notes receivable, related party                                                    --                 200
Distribution of S corporation earnings                                                      (3,969)                 --
Net change in advances of other divisions of the Company                                    (5,312)                 --
                                                                                          --------           ---------
Net cash used in financing activities                                                       (9,281)            (21,395)
                                                                                          --------           ---------
Increase (decrease) in cash and cash equivalents                                            26,175               8,159
Cash and cash equivalents at beginning of period                                           (13,663)              7,761
                                                                                          --------           ---------
Cash and cash equivalents at end of period                                                $ 12,512           $  15,920
                                                                                          ========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
 Interest                                                                                 $    152           $  18,845
                                                                                          ========           =========

Taxes                                                                                     $    101           $      43
                                                                                          ========           =========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 1997, the Company increased goodwill and accrued liabilities by $2,276,000 representing adjustments to the allocation of the purchase price of the Acquisition. Additionally, the Company recorded a non-recurring non-cash compensation charge of $12,182,000 in September 1997.


                            See accompanying notes.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Petersen Publishing Company, L.L.C. ("the Company") is a Delaware limited liability company. The Company is owned 99.9% by Petersen Holdings, L.L.C. ("Holdings"). The remaining 0.1% of the Company is owned by The Petersen Companies Inc. ("Petersen"), previously known as BrightView Communications Group, Inc. ("BrightView"). The Company was organized in 1996 for the principal purpose of completing the acquisition (the "Acquisition") of substantially all of the assets and assuming certain liabilities of the Publishing Division of Petersen Publishing Company (the "Predecessor") (see Note 2). The Company is engaged in the publishing business with revenues generated primarily from the publication of various special interest magazines and the sale of related advertising, principally within the United States, and is the operating subsidiary of Petersen.


          The Company and Holdings are each limited liability companies organized under the Delaware Limited Liability Company Act (the "LLC Act"). Holdings is the Company's managing member and as such controls the policies and operations of the Company. Holdings is governed by a limited liability company agreement (the "LLC Agreement") among Willis Stein & Partners, L.P. (through Petersen Investment Corp.), the Predecessor, certain members of the Company's management and other investors (collectively the "Members"). As a limited liability company organized under Delaware law, members of Holdings are not liable for debts or other obligations of Holdings. The LLC Agreement governs the relative rights and duties of the Members. Petersen is Holdings' managing member and as such controls the policies and operations of Holdings and of the Company through Holdings. (See note 6)

          During the nine months ended September 30, 1997, Holdings received $905,000 in exchange for the issuance of additional Preferred Units and Common Units. Such funds were contributed by Holdings to the Company.

          In July 1997, Holdings' limited liability company agreement was amended to create new classes of equity securities. The new units (collectively, the "Class D Common Units") were issued to the holders of the Class B Common Units and Class C Common Units pro rata according to ownership of the Class B Common Units and Class C Common Units. In connection with the issuance of the Class D Common Units in such exchange, the Company recognized a non-recurring, non-cash compensation charge of approximately $12.2 million.

          Additionally, in July 1997, Holdings established the Petersen Holdings, L.L.C. 1997 Long-Term Equity Incentive Plan (the "Incentive Plan") pursuant to which Holdings granted, to certain of the Company's employees, options to purchase Class A Common Units. Such options vest on the fifth year after the date of issuance. Should certain events occur (including an initial public offering of the Petersen's common stock pursuant to a registration statement filed with the Securities and Exchange Commission), the vesting period would accelerate to an approximate three year vesting period. The exercise price for each option is $320.685 per Class A Common Unit, which is equal to the fair market value of each Class A Common Unit as determined by the Board of Directors of BrightView, acting as Holdings' managing member, at the date of grant of the options. Holdings is authorized to issue up to 10,000 Class A Common Units under the Incentive Plan and in July 1997 granted to Company employees, options to purchase an aggregate of 8,867 Class A Common Units. See Note 6 for a discussion of other transactions concerning Members' Equity.

Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required to generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's special financial report on Form 10-K for the three months ended December 31, 1996.

          Upon completion of the Acquisition, the Company changed its year-end to December 31. The financial statements reflect the activity of the Company at September 1997 and the three and nine months then ended. The unaudited statement of operations for the three and nine months ended September 30, 1996 reflect the activity of the Predecessor. All references to the three and nine months ended September 30, 1996 relate to activity of the Predecessor.

          Certain reclassifications have been made to the balance sheet at December 31, 1996, and statements of operations for the three and nine months ended September 30, 1996 to conform to the presentation for the three and nine months ended September 30, 1997.

Income Tax

          As a limited liability company, the Company is not subject to U.S. federal income taxes or state income taxes.

Advertising Expenses

          The Company began a new mailing program in 1997. The Company accounts for its direct response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", pursuant to which qualified direct response advertising is capitalized and amortized over its expected period of future benefit. Such capitalized costs include primarily printing and postage to current and potential subscribers and totaled $3,535,000 at September 30, 1997 and will be amortized over twelve months (the estimated period of future benefit), beginning two months after mailing. No direct mail advertising costs were capitalized at December 31, 1996. Amortization of direct response advertising costs was $700,000 and $1,007,000 for the three and nine months ended September 30, 1997, respectively and is included in production, selling and other direct costs.

          The Company expenses all other costs of advertising as incurred. Advertising expense was $39,000 and $985,000 for the three and nine months ended September 30, 1997, respectively.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

2.  ACQUISITION OF THE PUBLISHING DIVISION OF PETERSEN PUBLISHING COMPANY

          In August 1996, Petersen entered into an Asset Purchase Agreement to purchase substantially all of the assets of the publishing division of the Predecessor. Petersen assigned its rights under such agreement to the Company and the Company assumed all of Petersen's obligations thereunder. The aggregate purchase price (including expenses) was $462,800,000 (including costs associated with the Acquisition), plus the assumption of unearned subscription revenues and other certain liabilities totaling approximately $49,000,000. The Asset Purchase Agreement provided for a final settlement of the purchase price related to changes in working capital of Petersen between June 30, 1996 and September 30, 1996. During the nine months ended September 30, 1997, the Company received $2,276,000 related to such changes and increased goodwill and accrued liabilities accordingly. The Acquisition was completed on September 30, 1996. In connection with the Acquisition, the Company recorded goodwill of approximately $360,000,000 and other intangible assets of approximately $120,000,000. Goodwill amortization expense for the three months and nine months ended September 30, 1997 was $5,995,000 and $18,104,000, respectively. Amortization of other intangible assets was $3,000,000 and $9,000,000 for the three and nine months ended September 30, 1997, respectively.

          In order to finance the Acquisition, the Company entered into a Senior Credit Facility for up to 260,000,000, issued 11 1/8% Senior Subordinated Notes for $100,000,000 and Holdings issued equity securities for $165,000,000. See Notes 4 and 5 for a more comprehensive discussion of the debt and equity issuances.

3. INVENTORIES

          Inventories consist of (in thousands):


                          DECEMBER 31,   SEPT 30,
                              1996         1997
                          ------------   --------
Paper                           $  611     $1,265
Magazines in process             3,797      2,549
                                ------     ------
                                $4,408     $3,814
                                ======     ======



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

          On October 6, 1997, the Company entered into a Senior Revolving Credit Facility with First Union National Bank of North Carolina and CIBC, Inc. (the "Lenders") pursuant to which the Lenders agreed to loan the Company up to $175,000,000. Such amount is allocated to a revolving credit facility for up to $175,000,000 (the "1997 Revolver"), of which up to $10,000,000 can be in the form of letters of credit.

          The 1997 Revolver bears interest at either LIBOR, plus 0.625% based on borrowings or the prime rate of the agent bank based on borrowings.

          The 1997 Revolver matures on September 30, 2002.

          The 1997 Revolver contains certain restrictive covenants including, but not limited to, restrictions on capital expenditures, payments of dividends, liens, investments and disposals of assets, as well as financial covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio, all as defined in the Senior Revolving Credit Facility.

          As a result of refinancing the Senior Credit Facility the Company recorded additional amortization of deferred financing costs of approximately $5,399,000.

          The Revolver and the Tranche A Loan bear interest at either LIBOR (5.656% at September 30, 1997), plus 1.375% to 2.750%, based on borrowings or the prime rate of the agent bank (8.5% at September 30, 1997), plus .125% to 1.5%, based on borrowings. As of December 31, 1996 and September 30, 1997, the Company had no borrowings outstanding under the Revolver. However, a letter of credit for $1,600,000 issued in January 1997 reduces the amount available under the Revolver. The letter of credit expires in January 1998. As of September 30, 1997, the Company had $89,000,000 outstanding under the Tranche A Loan at a weighted average interest rate of 8.264%.

          The Tranche B Loan bears interest at either LIBOR (5.656% at September 30, 1997), plus 2.625% to 3.250%, based on borrowings or the prime rate of the agent bank (8.5% at September 30, 1997), plus 1.375% to 2.0% based on borrowings. As of September 30, 1997, the Company had $88,500,000 outstanding under the Tranche B Loan at a weighted average interest rate of 8.764%.

          The Revolver and Tranche A Loan mature on December 31, 2002 and Tranche B Loan matures on September 30, 2004.

          The Senior Credit Facility contains certain restrictive covenants including but not limited to restrictions on capital expenditures, payments of dividends, liens, investments and disposals of assets, as well as financial covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio, all as defined in the Senior Credit Facility. As of September 30, 1997, the Company was in compliance with the covenants of the Senior Credit Facility.

          The Senior Credit Facility is guaranteed by Holdings and Petersen.

          The Company estimates that the book value of the Senior Credit Facility approximates its fair value.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

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

          On November 6, 1997, the Company redeemed $25.0 million of the Notes. As a result of the redemption, the Company recorded additional amortization of deferred financing costs of approximately $908,000.

          The Notes are general unsecured obligations of the Issuers and are subordinated in right of payment to all existing and future senior indebtedness of the Issuers. The Notes are guaranteed by Holdings.

          The Indenture governing the Notes (the "Indenture") contains certain restrictive covenants, including but not limited to, restrictions on incurrence of debt, dividend payments, certain asset sales, transactions with affiliates, liens and investments. As of September 30, 1997, the Company was in compliance with the covenants contained in the Indenture.

          The Company incurred costs of approximately $4,000,000 in connection with the issuance of the Notes. These costs have been included in Deferred Financing Costs and are being amortized over the term of the Notes. During the three months and nine months ended September 30, 1997 the Company amortized approximately $1,008,000 and $1,208,000, respectively, of such deferred financing costs.

          On March 11, 1997, the Company exchanged all of the outstanding Notes for substantially identical notes that were registered pursuant to a registration statement on Form S-4 under the Securities Act of 1933.

          The Company estimates that the book value of the Senior Subordinated Notes approximates their fair value.

5. RELATED PARTY TRANSACTIONS

          In connection with the Acquisition, the Company entered into employment agreements with three officers of the Company. Pursuant to these employment agreements, the officers purchased Common Units and Preferred Units with promissory notes aggregating approximately $1,950,000. Of this amount, $200,000 was paid on March 1, 1997 and the balance of each promissory note will be due and payable on the earlier to occur of: (i) December 31, 2001; (ii) the termination of the employment with the Company of the officers or (iii) a sale of the Company. Such promissory notes bear interest at a rate equal to the Company's weighted average cost of borrowings. In addition, Holdings issued to each of the officers additional Common Units without additional consideration. Such Common Units vest ratably over a period of five years. See Note 1 for additional information concerning Related Party transactions.

                      PETERSEN PUBLISHING COMPANY, L.L.C.

6. EVENTS SUBSEQUENT TO SEPTEMBER 30, 1997



          On October 7, 1997, Petersen issued 8,050,000 shares of Class A Common Stock at $17.50/share pursuant to the Securities and Exchange Registration Statement. Net proceeds to Petersen in connection with the Offering was $131,376,000. Petersen used $114,240,000 to repay a portion of the indebtedness incurred under the Senior Credit Facility and $17,136,000 towards redemption of $25.0 million aggregate principal amount of the Notes and redemption premium and accrued and unpaid interest.

          Upon completion of the Offering, Petersen has 34,909,264 shares of Common Stock outstanding.

          All of the existing securityholders of Petersen and Holdings have entered into a Contribution and Recapitalization Agreement (the "Recapitalization Agreement") pursuant to which, among other things, each existing securityholder of Petersen and Holdings will contribute directly or indirectly all of its existing shares of common stock of Petersen and Preferred Units and Common Units of Holdings to Petersen in exchange for newly-issued shares of Common Stock. Pursuant to the Recapitalization Agreement: (i) all of the Preferred Units of Holdings will be exchanged for an aggregate of 10,727,176 shares of Common Stock and (ii) all of the Class A and Class D Common Units of Holdings and all of the common stock of Petersen will be exchanged for an aggregate of 16,132,088 shares of Common Stock. The number of shares of Common Stock that will be issued under the Recapitalization Agreement to the existing securityholders of Petersen and Holdings has been determined according to the relative preference rankings of such securities and is based upon the initial public offering price of the Class A Common Stock. Following the transactions contemplated by the Recapitalization Agreement, Holdings will be merged into Publishing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The Company is a leading publisher of special-interest magazines with a diverse portfolio of 78 publications, including 25 monthly, 11 bi-monthly and 42 single issue or annual publications. The Company operates primarily within the expanding special-interest segment of the consumer magazine publishing market. According to a survey by VSA of 111 general-interest and 115 special-interest magazines, special-interest magazine publishing is the fastest growing sector of the consumer magazine industry. The Company had net revenues of $183.8 million for the nine months ended September 30, 1997.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO PREDECESSOR THREE MONTHS ENDED SEPTEMBER 30, 1996

          Net revenues increased $4.8 million, or 8.1%, to $63.7 million for the three months ended September 30, 1997 from $58.9 million for the three months ended September 30, 1996. This increase is primarily the result of a $2.2 million, or 6.1%, increase in advertising revenues. The increase in advertising revenues was due principally to (i) an overall increase in the Company's advertising rates, (ii) higher advertising revenues by Motor Trend, Teen and Hot Rod and (iii) additional revenues from relatively new and start-up publications. In December 1996 and June 1997, the Company discontinued the publication of Sassy and Petersen's Golfing, respectively. Net revenues for the three-month period ended September 30, 1996 for those two publications were $2.5 million (comprised of $1.5 million in advertising and $1.0 million in circulation.). Net revenues, excluding these two discontinued publications, increased $7.3 million, or 12.9%, to $63.7 million for the three months ended September 30, 1997 from $56.4 million for the three months ended September 30, 1996.

          Production, selling and other direct costs decreased $1.8 million, or 4.0%, to $43.5 million for the three months ended September 30, 1997 from $45.3 million for the three months ended September 30, 1996. Production, selling and other direct costs decreased as a percentage of net revenues to 68.4% from 77.0% for the same periods. The successful implementation of the Company's operating improvements significantly contributed to the decrease in production, selling and other direct costs. This decrease is primarily comprised of a $2.7 million, or 23.0%, decrease in paper costs, a $.8 million, or 6.8%, decrease in editorial and advertising sales expenses offset by an increase of $1.7 million, or 50.3% in subscription promotion expenses.

          General and administrative expenses decreased $6.0 million, or 63.6%, to $3.5 million for the three months ended September 30, 1997 from $9.5 million for the three months ended September 30, 1996. General and administrative expenses decreased as a percentage of net revenues to 5.5% from 16.2% for the same periods. The successful implementation of the Company's operating improvements, including personnel and other operating expense reductions, contributed to the decrease in general and administrative expenses. The Company recorded a non-recurring non-cash compensation charge of $12.2 million in connection with the exchange of Class B and Class C Common Units for Class D Common Units. Amortization of goodwill and other intangible assets increased to $9.0 million for the three months ended September 30, 1997 from $.1 million for the three months ended September 30, 1996. This expense represents amortization of goodwill and the subscribers list purchased in the Acquisition.

          Operating income decreased $8.4 million, or 216.1%, to a net operating loss of $4.5 million for the three months ended September 30, 1997 from $3.9 million for the three months ended September 30, 1996, for the reasons stated above. Operating income decreased as a percentage of net revenues to (7.1%) from 6.6% for the same periods. Operating income excluding the non-recurring non-cash compensation charge increased $3.8 million. or 97.3%, to $7.7 million for the three months ended September 30, 1997 from 3.9 million for the three months ended September 30, 1996.

          The increase in interest expense to $7.2 million for the three months ended September 30, 1997 is the result of indebtedness incurred under the Senior Credit Facility and the Notes in connection with the Acquisition.

          The net loss was $17.8 million for the three months ended September 30, 1997 as compared to net income of $4.1 million for the three months ended September 30, 1996. This decrease is primarily the result of the increases in interest and amortization expenses, loss on the early extinguishment of debt and recording the non-recurring non-cash compensation charge as stated above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO PREDECESSOR NINE MONTHS ENDED SEPTEMBER 30, 1996

          Net revenues increased $9.9 million, or 5.7%, to $183.8 million for the nine months ended September 30, 1997 from $173.9 million for the nine months ended September 30, 1996. This increase is primarily the result of a $8.3 million, or 8.0%, increase in advertising revenues, and a $1.7 million or 2.6% increase in circulation revenues. The increase in advertising revenues was due principally to (i) an overall increase in the Company's advertising rates, (ii) higher advertising revenues by Motor Trend, Teen and Hot Rod and (iii) additional revenues from relatively new and start-up publications. In December 1996 and June 1997, the Company discontinued the publication of Sassy and Petersen's Golfing, respectively. Net revenues for the period ended September 30, 1996 for those two publications were $7.2 million (comprised of $4.4 million in advertising, $2.7 million in subscription, and $.1 million other). Net revenues, excluding these two discontinued publications, increased $17.1 million, or 10.2%, to $183.8 million for the nine months ended September 30, 1997 from $166.7 million for the nine months ended September 30, 1996.

          Production, selling and other direct costs decreased $11.3 million, or 8.3%, to $126.0 million for the nine months ended September 30, 1997 from $137.3 million for the nine months ended September 30, 1996. Production, selling and other direct costs decreased as a percentage of net revenues to 68.5% from 78.9% for the same periods. The successful implementation of the Company's operating improvements significantly contributed to the decrease in production, selling and other direct costs. This decrease is primarily comprised of a $9.4 million, or 36.0%, decrease in paper costs, a $2.2 million, or 13.8%, decrease in printing expenses and a $4.2 million, or 11.3%, decrease in editorial and advertising sales expenses.

          General and administrative expenses decreased $10.0 million, or 44.6%, to $12.4 million for the nine months ended September 30, 1997 from $22.4 million for the nine months ended September 30, 1996. General and administrative expenses decreased as a percentage of net revenues to 6.8% from 12.9% for the same periods. The successful implementation of the Company's operating improvements, including personnel and other operating expense reductions, contributed to the decrease in general and administrative expenses. The Company recorded a non-recurring non-cash compensation charge of $12.2 million in connection with the exchange of Class B and Class C Common Units for Class D Common Units. Amortization of goodwill and other intangible assets increased to $27.2 million for the nine months ended September 30, 1997 from $.3 million for the nine months ended September 30, 1996. This expense represents amortization of goodwill and the subscribers list purchased in the Acquisition.

          Operating income decreased $7.8 million, or 56.1%, to $6.1 million for the nine months ended September 30, 1997 from $13.9 million for the nine months ended September 30, 1996, for the reasons stated above. Operating income decreased as a percentage of net revenues to 3.3% from 8.0% for the same periods. Operating income excluding the non-recurring non-cash compensation charge increased $4.4 million, or 31.8%, to $18.3 million for the nine months ended September 30, 1997 from $13.9 for the nine months ended September 30, 1996.

          Interest expense increased $22.9 million to $23.1 million for the nine months ended September 30, 1997 from $.2 million for the nine months ended September 30, 1996.

          The net loss was $22.8 million for the nine months ended September 30, 1997 as compared to net income of $15.5 million for the nine months ended September 30, 1996. This decrease is primarily the result of the increase in interest and amortization expenses, loss on the early extinguishment of debt and recording the non-recurring non-cash compensation charge as stated above.


LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents totaled $15.9 million and working capital (excluding the current portion of unearned subscription revenue) totaled $8.5 million at September 30, 1997. At December 31, 1996, cash and cash equivalents totaled $7.8 million and working capital (excluding the current portion of unearned subscription revenue) totaled $8.8 million.

          The Company's net cash provided by operations was $27.8 million for the nine months ended September 30, 1997 compared to $33.9 million for the nine months ended September 30, 1996. Of this difference, $11.6 million relates to changes in inventories and $38.2 million relates to decreased net income, offset by a $34.2 million increase in depreciation and amortization and a non-cash non-recurring compensation charge of 12.2 million.

          The Company's net cash provided by investing activities was $1.7 million for the nine months ended September 30, 1997, as compared to $1.5 million for the nine months ended September 30, 1996, which included $2.5 million in proceeds from the sale of its Viking Color pre-press operations. The Company's operations are not capital intensive. The Company's capital expenditures were $.7 million and $.6 million in the nine months ended September 30, 1997 and 1996, respectively.

          The Company's net cash used in financing activities for the nine months ended September 30, 1997 was comprised of $22.5 million of repayments of borrowings under the Senior Credit Facility. Of this amount, $21.8 million represented an early repayment.

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

                                                             Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                              ------------------      ----------------
                                                               1996       1997         1996      1997
                                                              --------   -------      -------   ------
                                                                               (unaudited)
                                                                                  (000's)

Total net                                                    $58,895    $ 63,685      $173,935    $183,829
Production, selling & other direct costs (excluding
  depreciation of $647, $442, $2,119 and $1,406 for the
  three months ended Sept. 30, 1996 and 1997, and nine
  months ended Sept. 30, 1996 and 1997, respectively)         44,715      43,088       135,215     124,564
                                                             -------    --------      --------    --------
Gross                                                         14,180      20,597        38,720      59,265
General & administrative expenses                             (9,536)    (15,657)      (22,439)    (24,609)
Other adjustments                                                234         187         2,026         502
                                                             -------    --------      --------    --------
EBITDA                                                         4,878       5,127        18,307      35,158

Extraordinary items
  Non-cash Non-Recurring Compensation                            ---      12,182           ---      12,182
  Sale of Digital Services PrePress Facility                     ---         ---        (1,554)        ---
                                                             -------    --------      --------    --------

Adjusted EBITDA                                              $ 4,878    $ 17,309      $ 16,753    $ 47,340
                                                             =======    ========      ========    ========

          The Company's Adjusted EBITDA increased $30.6 million, or 182.6%, to $47.3 million for the nine months ended September 30, 1997 from $16.7 million for the nine months ended September 30, 1996. Adjusted EBITDA as a percentage of net revenues increased to 25.6% from 9.6% for the same periods.

          The Company's Adjusted EBITDA increased $12.4 million to $17.3 million for the three months ended September 30, 1997 from $4.9 million for the three months ended September 30, 1996. Adjusted EBITDA as a percentage of net revenues increased to 27.2% from 8.3% for the same periods. The successful implementation of the Company's operating improvements contributed to these increases in EBITDA.

                      PETERSEN PUBLISHING COMPANY, L.L.C.
                              September 30, 1997


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

                                         Petersen Publishing Company, L.L.C.

Date:     November 14, 1997              By:  /s/ Richard S Willis
          -----------------              -------------------------
                                              Richard S Willis
                                              Executive Vice President and Chief
                                              Financial Officer